Form 10-Q
period 2005-10-31
BPI Industries Inc
filed 2006-01-10
CIK 1314077

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

Form 10 - Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2005
Commission File No. 001-32695

BPI Industries Inc.
(Exact Name of Registrant as Specified in Its Charter)

British Columbia, Canada	75-3183021
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

30775 Bainbridge Road, Suite 280, Solon, Ohio	44139
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (440) 248-4200
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of January 6, 2006: 64,020,237

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BPI Industries Inc.
Consolidated Balance Sheets

	October 31, 2005	July 31, 2005
	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$30,898,944	$7,251,503
Accounts receivable	121,784	34,671
Marketable securities	—	—
Other current assets	34,350	23,534

Total current assets	31,055,078	7,309,708

Property and equipment, at cost:
Oil and gas properties, full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $97,140 and $58,523	12,812,780	10,190,929
Unproved	3,148,373	3,149,372

Net oil and gas properties	15,961,153	13,340,301
Other property and equipment, net of accumulated depreciation and amortization of $455,073 and $398,888	2,397,348	1,769,812

Net property and equipment	18,358,501	15,110,113
Equity investment in joint venture	—	—
Investment in Hite Coalbed Methane, L.L.C.	846,766	846,766
Restricted cash	100,000	100,000
Other non-current assets	161,125	161,125
Deferred income taxes	—	—

	$50,521,470	$23,527,712

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,058,528	$2,144,066
Current maturity of long-term notes payable	42,822	42,227
Accrued liabilities and other	178,327	31,405

Total current liabilities	1,279,677	2,217,698

Long-term notes payable, less current portion	497,902	507,595
Other non-current liabilities	34,669	—
Deferred income taxes	—	—

Total liabilities	1,812,248	2,725,293
Shareholders’ equity:
Common shares, no par value, authorizing 100,000,000 shares, 62,940,237 and 43,912,961 outstanding	63,368,500	34,666,022
Additional paid-in capital	4,891,266	4,493,680
Common shares issuable	—	—
Accumulated deficit	(19,550,544)	(18,357,283)

Total shareholders’ equity	48,709,222	20,802,419

	$50,521,470	$23,527,712

See Notes to Unaudited Consolidated Financial Statements.

BPI Industries Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31
	2005	2004

Revenues:
Gas sales	$209,694	$—

Expenses:
Lease operating expense	160,804	—
General and administrative expense	1,272,424	412,235
Depreciation, depletion and amortization	94,802	23,586

	1,528,030	435,821

Other income (expenses):
Interest income	132,619	494
Interest expense	(7,544)	(5,175)

	125,075	(4,681)

Loss before income taxes	(1,193,261)	(440,502)
Deferred income tax benefit	—	52,155

Net loss	$(1,193,261)	$(388,347)

Basic and diluted loss per share	($0.03)	($0.01)

Weighted average common shares outstanding	45,982,440	29,144,279
See Notes to Unaudited Consolidated Financial Statements.

BPI Industries Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Total
	Common Shares		Paid-in	Accumulated	Shareholder
	Shares	Amounts	Capital	Deficit	Equity

Balance, July 31, 2005	43,912,961	$34,666,022	$4,493,680	$(18,357,283)	$20,802,419
Proceeds from stock options exercised	341,667	337,556	—	—	337,556
Proceeds from warrants exercised	685,609	464,712	—	—	464,712
Net proceeds from shares issued in private placement — September 23, 2005 (1)	18,000,000	27,900,210	—	—	27,900,210
Stock-based compensation	—	—	397,586	—	397,586
Net loss	—	—	—	(1,193,261)	(1,193,261)

Balance, October 31, 2005	62,940,237	$63,368,500	$4,891,266	$(19,550,544)	$48,709,222

(1)	Net of share issuance costs of $2,603,697
See Notes to Unaudited Consolidated Financial Statements.

BPI Industries Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31
	2005	2004

Operating activities:
Net loss	$(1,193,261)	$(388,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	94,802	23,586
Stock-based compensation expense	397,586	—
Deferred income tax benefit	—	(52,155)
Other	669	12,152
Changes in assets and liabilities:
Accounts receivable	(87,113)	—
Other current assets	(10,816)	(60,482)
Accounts payable	(1,085,538)	127,562
Accrued liabilities and other	146,922	(2,638)
Other non-current liabilities	34,000	—

Net cash used in operating activities	(1,702,749)	(340,322)

Investing activities:
Additions to oil and gas properties	(2,659,469)	(1,051,071)
Additions to other property and equipment	(683,721)	(178,666)

Net cash used in investment activities	(3,343,190)	(1,229,737)

Financing activities:
Payments on long-term notes payable	(9,098)	(8,632)
Net proceeds from issuance of common shares	28,702,478	939,185

Net cash provided by financing activities	28,693,380	930,553

Net increase (decrease) in cash and cash equivalents	23,647,441	(639,506)
Cash and cash equivalents at the beginning of the year	7,251,503	970,795

Cash and cash equivalents at the end of the year	$30,898,944	$331,289

Supplementary disclosure of cash flow information:
Interest paid	$3,646	$1,871
Non-cash investing and financing activity:
Acquisition of equipment by issuance of notes payable	—	$105,847
See Notes to Unaudited Consolidated Financial Statements.

BPI Industries Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is incorporated in British Columbia, Canada and is involved in the acquisition, exploration and development of coalbed methane properties located in the United States of America. The Company conducts its operations in one reportable segment, which is oil and gas exploration and production.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended October 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Form S-1 filed with the Securities and Exchange Commission on December 5, 2005 (Commission File No. 333-130122). Certain prior period amounts have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses. Actual results could differ from such estimates. Depreciation, depletion and amortization of oil and gas properties and the impairment of oil and gas properties are determined using estimates of oil and gas reserves. There are numerous uncertainties in estimating the quantity of reserves and in projecting the future rates of production and timing of development expenditures, including future costs to dismantle, dispose of, and restore the Company’s properties. Oil and gas reserve engineering must be recognized as a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way. Proved reserves of oil and natural gas are estimated quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing conditions.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Under this method, all costs associated with the acquisition of, exploration for and development of oil and gas reserves are capitalized in cost centers on a country-by-country basis. Such costs include lease acquisition costs, geological and geophysical studies, carrying charges on non-producing properties, costs of drilling both productive and non-productive wells, and overhead expenses directly related to these activities. Internal costs associated with oil and gas activities that are not directly attributable to acquisition, exploration or development activities are expensed as incurred.

Unevaluated oil and gas properties and major development projects are excluded from amortization until a determination of whether proved reserves can be assigned to the properties or impairment occurs. Unevaluated properties are assessed at least annually to ascertain whether an impairment has occurred. Sales or dispositions of properties are credited to their respective cost centers and a gain or loss is recognized when all the properties in a cost center have been disposed of, unless such sale or disposition significantly alters the relationship between capitalized costs and proved reserves attributable to the cost center.

Capitalized costs of proved oil and gas properties, including estimated future costs to develop the reserves and estimated abandonment cost, net of salvage, are amortized on the units-of-production method using estimates of proved reserves.

A ceiling test is applied to each cost center by comparing the net capitalized costs, less related deferred income taxes, to the estimated future net revenues from production of proved reserves, discounted at 10%, plus the costs of unproved properties net of impairment. Any excess capitalized costs are written off in the current year. The calculation of future net revenues is based upon prices, costs and regulations in effect at each year end.

In general, the Company determines if a property is impaired if one or more of the following conditions exist:
i)	there are no firm plans for further drilling on the unproved property;

ii)	negative results were obtained from studies of the unproved property;

iii)	negative results were obtained from studies conducted in the vicinity of the unproved property; or

iv)	the remaining term of the unproved property does not allow sufficient time for further studies or drilling.
No impairment existed as of October 31, 2005 or July 31, 2005.

Other Property and Equipment

Property and equipment are stated at cost. Gas collection equipment is depreciated on the units-of-production method based on proved reserves. Support equipment and other property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Major classes of property and equipment consisted of the following:

	October 31	July 31
	2005	2005
Other Property and Equipment:
Gas collection equipment	$1,924,976	$1,332,012
Support equipment	827,271	760,467
Other	100,174	76,321
Less: Accumulated depreciation and amortization	(455,073)	(398,988)

	$2,397,348	$1,769,812

Asset Retirement Obligations

The Company follows Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the associated long-lived asset. Depreciation of the capitalized asset retirement cost is determined on a units-of-production method. Accretion of the asset retirement obligation is recognized over time until the obligation is settled. The Company’s asset retirement obligations relate to the plugging of wells upon exhaustion of gas reserves. The Company assessed its asset retirement obligation in prior periods and deemed it to be immaterial.

The Company recorded a $19,800 increase in oil and gas properties and asset retirement obligations at August 1, 2005 to reflect the present value of the plugging liability on existing wells and an additional $14,200 increase in oil and gas properties and asset retirement obligations during the three months ended October 31, 2005 to reflect the present value of the plugging liability on new wells drilled during the quarter. The Company recorded $669 of accretion expense on the liability during the quarter.

Loss Per Share

Loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted loss per share is not disclosed as it is anti-dilutive. Outstanding options and warrants that were excluded from the computation of diluted loss per share, as the effect of their assumed exercises would be anti-dilutive, totaled 14,844,215 at October 31, 2005.

Share-Based Payment

The Company has a stock-based compensation plan (the “Incentive Stock Option Plan”) under which stock options are issued to directors, officers, employees and consultants as determined by the Board of Directors and subject to the provisions of the Incentive Stock Option Plan. The Incentive Stock Option Plan permitted options to be issued with exercise prices at a discount to the market price of the Company’s common stock on the day prior to the date of grant. However, the majority of all stock options issued under the Incentive Stock Option Plan were issued with exercise prices equal to the quoted market price of the stock on the date of grant. Options granted under the Incentive Stock Option Plan vest immediately and are exercisable over a period not exceeding five years. The maximum number of shares that may be reserved for issuance under the Incentive Stock Option Plan is a rolling number not to exceed 10% of the issued and outstanding shares of the Company at the time of the stock option grant. The Company had 4,080,612 options outstanding at October 31, 2005. An additional 2,213,411 options were available for issuance under the Incentive Stock Option Plan. However, these options are no longer available for issuance, as the Incentive Stock Option Plan has been replaced by the BPI Industries Inc. 2005 Omnibus Stock Plan — see Note 7.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. The key provision of SFAS No. 123(R) requires companies to record share-based payment transactions as compensation expense at fair market value based on the grant-date fair value of those awards. Previously under SFAS 123, companies had the option of either recording expense based on the fair value of stock options granted or continuing to account for stock-based compensation using the intrinsic value method prescribed by APB No. 25.

The Company adopted SFAS No. 123(R), using the modified-prospective method, effective August 1, 2005. Since August 1, 2001, the Company followed the fair value provisions of SFAS 123 and recorded all share-based payment transactions as compensation expense at fair market value based on the grant-date fair value of those awards. In addition, all stock options previously granted by the Company vested immediately on the date of grant, and thus there was no unvested portion of previous stock option grants that vested during the first quarter of fiscal 2006. Therefore, SFAS 123(R) had no impact on the Company’s consolidated financial position or results of operations for the quarter ended October 31, 2005. The Company continues to use the Black-Scholes formula to estimate the fair value of stock options granted under the Incentive Stock Option Plan.

2.	STOCK-BASED COMPENSATION

The table below summarizes stock option activity for the quarter ended October 31, 2005. All stock options granted during the three months ended October 31, 2005 were granted with an exercise price equal to the market price of the Company’s common stock on the date of grant with exercise prices denominated in Canadian Dollars. U.S. Dollar amounts shown in the table below were derived using published exchange rates on the date of the transaction for grants, cancellations, exercises and expirations and at year-end exchange rates for options outstanding as of July 31, 2005 and October 31, 2005.

		Weighted-Average
		Exercise Price
	Number of options	CAD$	USD$

Outstanding at July 31, 2005	4,227,279	$1.82	$1.49
Granted	495,000	2.05	1.75
Exercised	(341,667)	1.19	1.00
Cancelled	(300,000)	1.82	1.52

Outstanding at October 31, 2005	4,080,612	$1.88	$1.60

The Company recorded stock-based compensation expense of $397,586 and $0 in the three months ended October 31, 2005 and 2004, respectively. The fair value of stock options granted was estimated using the Black-Scholes Option Pricing Model with the following assumptions:

Risk-free interest rate	3.3%
Expected dividend yield	Nil
Expected stock price volatility	66%
Expected option life	3 years
Option pricing models require the input of highly subjective assumptions, particularly as to the expected price volatility of the stock. Changes in these assumptions can materially affect the fair value estimate, and therefore it is management’s view that the existing models do not necessarily provide a single reliable measure of the fair value of the Company’s stock option grants.

The following table summarizes information about options outstanding as of October 31, 2005:

Exercise
Price	Number	Remaining	Expiry
CAD$	Outstanding	Life (Years)	Date
$0.65	350,000	3.0	November 3, 2008
0.90	143,334	1.2	January 10, 2007
0.90	100,000	1.4	April 10, 2007
0.90	20,000	3.9	September 22, 2009
1.20	50,000	1.2	January 10, 2007
1.49	755,666	4.1	November 29, 2009
2.05	495,000	4.9	September 22, 2010
2.19	911,000	4.4	March 27, 2010
2.36	115,000	4.6	May 23, 2010
2.40	1,140,612	4.2	January 20, 2010

$1.88	4,080,612	4.0

3.	INCOME TAXES

We operate in two tax jurisdictions, the United States and Canada. Primarily as a result of the net operating losses that we have generated (“NOL Carryforwards”) in both Canada and the United States, we have generated deferred tax benefits available for tax purposes to offset net income in future periods. SFAS No. 109, “Accounting for Income Taxes,” requires that we record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income before the expiration of the NOL Carryforwards. Because of the Company’s limited operating history, limited financial performance and cumulative tax loss from inception, it is management’s judgment that SFAS No. 109 requires the recording of a full valuation allowance for net deferred tax assets in both Canada and the United States as of October 31, 2005.

We recorded a tax benefit in the United States for the three months ended October 31, 2004 to partially offset a net deferred tax liability at October 31, 2004; however, no tax benefit was recognized for the three months ended October 31, 2005, as the Company had no net deferred tax liability to offset.

4.	LONG-TERM NOTES PAYABLE

The Company has outstanding notes payable as follows:

	October 31,	July 31,
	2005	2005
Case Credit term note due in fiscal year 2006, 6.50%	$28,582	$32,833
GMAC term notes due in fiscal year 2009, 6.50%	25,163	26,633
GMAC term notes due in fiscal year 2010, 6.1% to 6.50%	94,979	98,356
Convertible note due in fiscal year 2008, 3.25%	392,000	392,000

	540,724	549,822
Less current maturities	42,822	42,227

Long-term notes payable	$497,902	$507,595

The Case Credit and GMAC notes are collateralized by the related vehicles and equipment. The convertible note payable outstanding was issued in June 2003 with a face value of $392,000 and maturing on June 10, 2008, bearing interest at 3.25%. The note is convertible at the option of the holder, prior to June 10, 2008, into 390,537 common shares of the Company. The convertible note payable was cancelled on January 4, 2005 pursuant to the sale of the Company’s interest in Hite Coalbed Methane — see Note 7.

The annual maturities of all notes for the remaining nine months of fiscal year 2006 and the four fiscal years thereafter are as follows:

	Principal	Interest	Total
2006	$31,862	$6,300	$38,162
2007	41,712	5,995	47,707
2008	419,981	71,832	491,813
2009	29,766	2,070	31,836
2010	17,403	440	17,843

	$540,724	$86,637	$627,361

5.	SHAREHOLDERS’ EQUITY

In September 2005, the Company sold 18,000,000 common shares in a private placement. The proceeds from this private placement of $27,900,210, net of $2,603,697 of share issuance costs, will be used to fund the Company’s plan of operations and for working capital and general corporate purposes. In connection with this private placement, the Company entered into an agreement with the investors that subjects the Company to cash penalties if the Company fails to file a registration statement and cause that registration statement to become effective within 90 days (or 150 days if the Securities and Exchange Commission decides to review the registration statement) after the September 26, 2005 closing date. In addition, the Company is subject to penalties if the investors covered by this agreement are prohibited from selling shares under the registration statement for a period exceeding 90 days during any 12-month period as a result of suspensions effected by the Company. The aggregate amount of payments to the investors under these provisions together may not exceed 13% of the aggregate purchase price paid by the investors. Based on this 13% cap, the Company will not be required to make payments to the investors under these provisions in excess of $3,965,508. On December 5, 2005, the SEC declared the Company’s Form S-1 Registration Statement covering all 18,000,000 shares related to this private placement effective — see Note 7.

The Company has warrants to purchase the following number of common shares outstanding at October 31, 2005 as follows:

Number	Exercise	Expiry
Outstanding	Price	Date
875,000	CAD $0.80	December 10, 2005
3,274,866	CAD $1.00	April 29, 2006
5,186,000	USD $1.50	December 13, 2007
1,037,200	USD $1.25	January 15, 2010

10,373,066

6.	RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties in the normal course of business operations.

Randy Oestreich, the Company’s Vice President of Field Operations, owns and operates A-Strike Consulting, a consulting company that provides, among other things, laboratory testing related to coalbed methane. Beginning in fiscal year ended July 31, 2005, the Company owns and maintains a lab testing facility and allows A-Strike Consulting to operate the facility. The Company pays all expenses related to the facility and, in return, received 80% of the revenue generated from the operations of the facility as reimbursement of the Company’s expenses. The Company received approximately $12,352 and $0 in expense reimbursement related to this arrangement during the three months ended October 31, 2005 and 2004, respectively.

Mr. Ostreich’s brother owns Dependable Service Company, a company that provides general labor services to the Company. The Company paid Dependable Services Company $79,419 and 19,641 during the three months ended October 31, 2005 and 2004, respectively.

7.	SUBSEQUENT EVENTS
•	On December 2, 2005, the SEC declared the Company’s Form S-1 Registration Statement effective, covering all 16,595,200 shares related to a private placement completed in January 2005.

•	On December 19, 2005, the SEC declared the Company’s Form S-1 Registration Statement effective covering all 18,000,000 shares related to a private placement completed in September 2005 — see Note 5.

•	On December 13, 2005, the shareholders of the Company approved the BPI Industries Inc. 2005 Omnibus Stock Plan (the “Omnibus Stock Plan”) and it became effective on that date. The Omnibus Stock Plan replaces the Incentive Stock Option Plan under which stock options were previously granted. The Omnibus Stock Plan will be administered by the Compensation Committee of the Board of Directors (the “Committee”) and will remain in effect for five years. All employees and Directors of the Company and its subsidiaries, and all consultants or agents of the Company designated by the Committee, are eligible to participate in the Omnibus Stock Plan. The Committee has authority to: grant awards, select the participants who will receive awards, determine the terms, conditions, vesting periods and restrictions applicable to the awards, determine how the exercise price is to be paid, modify or replace outstanding awards within the limits of the Omnibus Stock Plan, accelerate the date on which awards become exercisable, waive the restrictions and conditions applicable to awards, and establish rules governing the Omnibus Stock Plan.

•	On December 13, 2005, the Company’s common shares began trading on the American Stock Exchange (“AMEX”) under the symbol BPG. As a result of the shares being listed on the AMEX, the Company voluntarily de-listed from trading its shares on the TSX Venture Exchange.

•	On January 4, 2006, the Company sold its 49% interest in Hite Coalbed Methane, L.L.C. (“HCM”) for $551,000 in cash and cancellation of the Company’s convertible note payable in the amount of $392,000, plus accrued interest of $31,182. The note was convertible into 390,537 of the Company’s common shares. The Company accounted for its investment in HCM under the cost method of accounting. The total consideration received of $974,182 resulted in a gain on the sale of the investment of $127,416, which will be recognized as other income in the Company’s statement of operations during the second quarter of the fiscal year ending July 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis that follows should be read together with the accompanying unaudited consolidated financial statements and notes related thereto that are included under Item 1.
Overview and Outlook
We are an independent energy company incorporated in British Columbia, Canada and primarily engaged in the exploration for and development of coalbed methane (“CBM”). Our exploration and development efforts are concentrated in the Illinois Basin. Our Canadian activities are limited to administrative reporting obligations to the province of British Columbia and regulatory reporting to the British Columbia Securities Commission. As of our first quarter ending October 31, 2005, we owned or controlled CBM rights, through mineral leases, options to acquire mineral leases, and farm-out agreements, covering 418,435 total acres. A substantial majority of the acreage under our control was undeveloped as of October 31, 2005.
Although we capitalize exploration costs, we have historically experienced significant losses. The primary costs that generated these losses were compensation-related expenses and general and administrative expenses. We commenced CBM sales from our first producing wells in January 2005, generating $117,835 in gas sales during the fiscal year ended July 31, 2005. During the fiscal year ended July 31, 2004 and for the preceding fiscal year we had no revenues. Our focus during those years was the acquisition of CBM rights and exploration for CBM in the Illinois Basin. Future revenues are primarily dependent on our ability to produce and sell CBM.
We are not currently generating net income or positive cash flow from operations. Even if we achieve increased revenues and positive cash flow from operations in the future, we anticipate increased exploration, development and other capital expenditures as we continue to explore and develop our mineral rights.
Our capital expenditure budget for the 12-month period ending April 30, 2006 totals approximately $33 million. This amount anticipates drilling 131 vertical wells, nine horizontal wells and seven test wells, all within the Illinois Basin. We believe that our current cash balances are sufficient to fully fund these capital expenditures and fund our anticipated net cash used by operating activities through April 30, 2006. However, our revenues and cash balances may not be sufficient to fund our operations beyond that date. Therefore, in order to fund our operations after April 30, 2006, we will likely need to raise additional financing.
Several factors, over which we have little or no control, could impact our future economic success. These factors include natural gas prices, the extent of our rights under mineral leases as determined by further title investigation, possible court rulings concerning our property interests in CBM, availability of drilling rigs, operating costs, and environmental and other regulatory matters. In our planning process, we have attempted to address these issues by:
•	negotiating leases that grant us the broadest possible rights to CBM for any given tract of land;

•	conducting ongoing title reviews of existing mineral interests;

•	where possible, negotiating and securing long-term service company commitments to insure availability of equipment and services; and

•	maintaining a low cost structure in order to reduce our vulnerability to many of these factors.
From early 2002 until 2005, our strategic focus was on building our acreage footprint in the Illinois Basin. BPI was built around the primary strategic objective of acquiring CBM rights in the Basin. As we began accumulating CBM rights we began testing our acreage to determine its CBM potential. Having accumulated CBM rights to just over 418,000 acres and conducting extensive testing at our Delta Project (Delta), we embarked (in late 2004) on a pilot production program at Delta. Encouraged by the results, we expanded our drilling and production activities and began installing the infrastructure necessary to enable us to begin sales of CBM at Delta.
As our drilling and production operations have grown, BPI has not abandoned our goal of adding additional acreage and mineral rights; however, we have new additional goals and we realize that we must build and add to our organization in other critical areas as well. These new goals require us to bring in additional capital, resources and people with the technical and managerial expertise to assist us in achieving these goals. These additional goals include the following:
•	Developing the in-house capabilities necessary to enable us to meet our regulatory and reporting obligations to various regulatory agencies, constituencies and our shareholders;

•	Raise the capital necessary to achieve our plans and goals; and

•	Transition BPI from a company focused primarily on acquisition of mineral rights to a company focused on producing CBM.
We have registered our stock with the U.S. Securities and Exchange Commission and our stock is now listed on the American Stock Exchange. These developments brought with them new and additional regulatory and reporting obligations, which meant we needed the personnel and resources to meet these obligations. We began addressing this aspect of our business when we moved our corporate headquarters to the United States from Vancouver, B.C. and brought in our CFO and General Counsel, George Zilich, and our controller, Randy Elkins, early in 2005. We will continue to add resources as necessary to meet our obligations in this area.
In September 2005 we sold 18,000,000 shares of our common stock to a limited number of institutional investors and brought in approximately $28 million of new capital. We are conscious of the dilution caused to existing shareholders as a result of selling stock. We raised the amount we felt was required to fund our development plans through April 2006 when we hope that we will be able to raise capital on more favorable terms.
As of the end of the first quarter of fiscal year 2006, we had 64 wells that were in production and an additional 21 wells were drilled, but not yet in production. All of our productive wells are on our Delta Project. However, it may not be appropriate to characterize BPI as a CBM production company just yet as most of these wells are still in the early stages of dewatering and represent only a small fraction of our total potential drilling locations. (Note that when we talk about average dewatering times, the early wells at any of our projects are expected to take longer to dewater than are later wells that are drilled and tied into our gathering system after a field or area has been undergoing dewatering by previously drilled wells).
As a company, we have limited in-house CBM operating and engineering resources. As a result, in the initial stages of our drilling and production activities, we have utilized outside contractors to perform most of these activities. Increasing our internal engineering and operating resources will be a primary goal and focus of BPI over the coming years. BPI will need to become a much different company in the future. We must transition our company from being focused primarily on the acquisition of mineral rights to being focused on drilling and production. We will need to attract an exceptional team with the engineering, operating and technical skills necessary to make BPI a world class CBM producer. This will take considerable time, but we believe it is necessary in order to realize the value of the CBM assets we have assembled.
We initiated production at Delta because this is where we began our testing program and had the most data. We made the decision at Delta to invest in a gathering system and the other infrastructure necessary to begin CBM production and sales. Our Delta Project covers approximately 50,000 acres in Southern Illinois.
The lease covering Delta (the “Lease”) initially identified approximately 43,000 acres but gave us rights to any CBM rights owned by our lessor in the counties covered by the Lease (of which we have identified approximately 7,000 additional acres). The Lease has an initial term of five years that expires on April 3, 2006; however, the term is extended as to the 320 acre tract that surrounds each well so long as CBM is produced from such tract providing a royalty payment of at least $1.00 per acre per month; provided, however, after the initial five year term, if aggregate royalties do not exceed $42,000 in any month, the Lease shall terminate. As of the expiration of the initial term of the lease on April 3, 2006, we expect to have drilled wells that would allow us to retain approximately 12,488 acres of CBM rights under the Lease, assuming that we meet the minimum royalty at that time.
For the month of October 2005 we paid $18,268 in royalty payments under the Lease. We currently believe that we will produce sufficient CBM prior to the termination of the Lease to generate aggregate royalties in excess of $42,000 per month, although we can provide no assurance that we will be able to meet this minimum royalty requirement.
We were working toward a modification and extension of the Lease with the original lessor when, in August 2005, the lessor transferred their rights in the coal and CBM (subject to our Lease) to various transferees. One of the transferees has objected to certain aspects of our development plan at Delta, including our planned pilot horizontal drilling program. We had previously (before we were advised of any transfer) provided details and disclosed our development plan to our original lessor who did not initially object to our plan or any of our proposed wells. The objections and actions of the transferees of the Lease have hindered our ability to carry out our development plans as we believe we were entitled to do under the Lease and have slowed our CBM production (and resulting royalty payment) and impeded our ability to earn substantially all of the acreage under the Lease.
We are attempting to work out a mutually satisfactory development plan with the various lessors under the Lease that will enable BPI to realize the full value of its investment at Delta. However, we can provide no assurance that we can reach an agreement with our lessors or that our lessors will be interested in allowing us to develop the Lease acreage beyond the acreage that we maintain under the Lease as of its termination on April 3, 2006. In light of these developments, we may have to change the details of our development plan in the near future.

Results of Operations
Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004
The following table presents our unaudited financial data for the first quarter of fiscal 2006 compared to the first quarter of 2005:

	Three Months Ended October 31		Dollar	%
	2005	2004	Variance	Change

Revenues:
Gas sales	$209,694	$—	$209,694	100%

Expenses:
Lease operating expense	160,804	—	160,804	100%
General and administrative expense	1,272,424	412,235	860,189	209%
Depreciation, depletion and amortization	94,802	23,586	71,216	302%

	1,528,030	435,821	1,092,209	251%

Other income (expenses):
Interest income	132,619	494	132,125	26,746%
Interest expense	(7,544)	(5,175)	(2,369)	(46%)

	125,075	(4,681)	129,756	n/a

Loss before income taxes	(1,193,261)	(440,502)	(752,759)	(171%)
Deferred income tax benefit	—	52,155	(52,155)	(100%)

Net loss	$(1,193,261)	$(388,347)	(804,914)	(207%)

Revenue — During the first quarter of fiscal 2006, revenue increased $209,694 over the first quarter of fiscal year 2005. We realized our first revenues from the sale of CBM in January 2005. Net sales of gas (net of royalties) were 19,906 Mcf and our average realized selling price per Mcf was $10.53 for the first quarter of fiscal year 2005.
Lease operating expense — During the first quarter of fiscal 2006, lease operating expense increased $160,804 over the first quarter of fiscal year 2005. Lease operating expenses represent production expenses, consisting primarily of repairs and maintenance, fuel and electricity, equipment rental and other overhead expenses related to producing wells. We had not yet commenced production during the first quarter of fiscal year 2005, and thus no lease operating expense were incurred.
General and administrative expense — General and administrative expense consisted of the following for the first quarters of fiscal year 2006 and 2005, respectively:

	Three Months ended October 31		Dollar	%
	2005	2004	Variance	Change

Salaries and benefits	$223,871	$134,293	$89,578	67%
Stock-based compensation	397,586	—	397,586	100%
Professional fees	457,011	131,605	325,406	247%
Other	193,956	146,337	47,619	33%

Total general and administrative expense	$1,272,424	$412,235	$860,189	209%

During the first quarter of fiscal 2006, salaries and benefits increased $89,578 over the first quarter of fiscal year 2005. The increase was primarily the result of hiring both a chief financial officer and controller, and general salary increases.

During the first quarter of fiscal 2006, stock-based compensation increased $397,586 over the first quarter of fiscal year 2005. The increase in this expense resulted from the granting of additional options to various key employees and directors of the company. During the first quarter of fiscal year 2006, we granted options to purchase 495,000 shares of our common stock that were valued at $.80 per option share. No options were granted in the first quarter of fiscal year 2005. The award of these options was consistent with our belief that it is necessary to provide this form of compensation for us to attract and retain qualified individuals.
During the first quarter of fiscal 2006, professional fees increased $325,406 over the first quarter of fiscal year 2005. The increase was primarily the result of increased professional fees incurred in connection with SEC filings, higher audit fees and additional legal services.
Depreciation, depletion and amortization expense — During the first quarter of fiscal 2006, depreciation, depletion and amortization expense (“DD&A”) increased $71,216 over the first quarter of fiscal year 2005. We compute DD&A on capitalized drillings costs and gas collection equipment using the units-of-production method based on estimates of proved reserves, and on all other property and equipment using the straight-line method based on estimated useful lives ranging from 3 to 5 years. The increase is due to the fact that there was no production in the first quarter of fiscal year 2005. Additionally, depreciation expense increased due to additions to other support equipment.
Interest income — During the first quarter of fiscal 2006, interest income increased $132,125 over the first quarter of fiscal year 2005 due to significantly higher average cash balances during the first quarter of fiscal year 2006. The higher cash balances are the result of net proceeds of $27,900,210 we received in September 2005 related to a private placement of our common shares.
Deferred income tax benefit — During the first quarter of fiscal 2006, deferred income tax benefit decreased $52,155 from the first quarter of fiscal year 2005. We recorded a tax benefit in the United States in the first quarter of fiscal year 2005 to partially offset a net recorded deferred tax liability at October 31, 2004; however, no tax benefit was recognized for the first quarter of fiscal year 2006, as the Company had no net deferred tax liability to offset.
Financial Condition
Our primary source of liquidity historically has come from the sale of shares of our common stock in private placements and the proceeds from the exercise of warrants and options to acquire our common stock. To date, we have not relied significantly on borrowing to finance our operations or provide cash. As of October 31, 2005, we had only $540,724 in long-term notes payable. From July 31, 2002 until October 31, 2005, we raised $43,866,649 from the sale of our common stock. Additionally, during that same period, we collected $2,551,143 and $2,076,497 as a result of the exercise of warrants and stock options, respectively. Our primary use of these funds has been the acquisition, exploration, testing and development of our CBM properties and rights.
We did not begin to generate revenues from CBM sales until January 2005 and cumulative net sales of CBM total $327,529 through October 31, 2005. We expect revenue from the sale of our CBM to increase due to (i) increased production from existing wells as they proceed through the initial dewatering phase and (ii) additional production generated as a result of drilling and production from additional wells. However, in view of the fact that we have very little historical experience of dewatering and gas production in the Illinois Basin, we can provide no assurance that we will achieve a trend of increased production and CBM revenue in the future.
In addition, CBM wells typically must go through a lengthy dewatering phase before making any meaningful contribution to gas production. We estimate that a typical well on our Delta Project will require an average of 18 months to reach peak production. The impact on our cash position is that there will be a delay of up to 18 months between the time we initially invest in drilling and completing a well and the time when a typical well will begin to make a meaningful contribution to our cash from operations. Additionally, net cash generated (used) by operating activities is dependent on a number of factors over which we have little or no control. These factors include, but are not limited to:
•	the price of, and demand for, natural gas;

•	availability of drilling equipment;

•	availability of sufficient capital resources; and

•	the accuracy of production estimates for current and future wells.
We had a cash balance of $30,898,944 at October 31, 2005 compared to $7,251,503 at July 31, 2005. The net increase in our cash balance is primarily due to the $27,900,210 of net proceeds we received from the sale of common stock in a private placement that closed on September 26, 2005, and $464,712 and $337,556 received as a result of the exercise of warrants and stock options, respectively, during the first quarter of fiscal year 2006. We anticipate that our cash balance will be sufficient to fund the forecasted net cash used by operating activities and capital expenditures over the 12-month period ending April 30, 2006. However, our revenues and cash balances may not be sufficient to fund our operations beyond that date. Therefore, in order to fund our operations after April 30, 2006, we will likely need to raise additional financing. We currently do not have any specific plans to raise financing in support of our future operations.
Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires our management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the accounting policies and estimates that we use to prepare financial statements. We base our estimates on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates used by management.
Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position were discussed in our Annual Report distributed to our shareholders in December 2005 and in our Form S-1 filed with the Securities and Exchange Commission on December 5, 2005.
Cautionary Statement Concerning Forward-Looking Statements
Some of the statements contained in this report that are not historical facts, including statements containing the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “should,” “may,” “might,” “continue” and “estimate” and similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or the conditions in our industry, on our properties or in the Illinois Basin, to be materially different from any future results, performance, achievements or conditions expressed or implied by such forward-looking statements. Some of the factors that could cause actual results or conditions to differ materially from our expectations, include, but are not limited to, (a) our failure to accurately forecast CBM production, (b) our failure to accurately forecast the number of wells that we can drill, (c) a decline in the prices that we receive for our CBM production, (d) our failure to accurately forecast operating and capital expenditures and capital needs due to rising costs or different drilling or production conditions in the field, (e) our inability to attract or retain qualified personnel with the requisite CBM or other experience, and (f) unexpected economic and market conditions, in the general economy or the market for natural gas. We caution readers not to place undue reliance on these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk
Our major risk exposure is the commodity pricing applicable to our CBM production. Realized commodity prices received for our production are primarily driven by the spot prices attributable to natural gas. The effects of price volatility are expected to continue.
Interest Rate Risk
All of our debt has fixed interest rates, so consequently we are not exposed to cash flow or fair value risk from market interest rate changes on this debt.
Financial Instruments
Our financial instruments consist of cash and cash equivalents, accounts receivable and long-term notes payable. The carrying amount of cash equivalents, accounts receivable and accounts payable approximate fair market value due to the highly liquid nature of these short-term instruments.
Inflation and Changes in Prices
The general level of inflation affects our costs. Salaries and other general and administrative expenses are impacted by inflationary trends and the supply and demand of qualified professionals and professional services. Inflation and price fluctuations affect the costs associated with exploring for and producing CBM, which has a material impact on our financial performance.
Item 4. Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the

Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act, as amended, that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are a party to legal actions that arise in the ordinary course of our business. Based in part on consultation with legal counsel, we believe that (i) the liability, if any, under these claims will not have a material adverse effect on us, and (ii) the likelihood that the liability, if any, under these claims is material is remote.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
      On September 26, 2005, we issued the following unregistered securities. KeyBanc Capital Markets, a division of McDonald Investments, Inc., and Sanders Morris Harris, Inc. acted as placement agents. Each such sale was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and/or regulations issued thereunder as sales to qualified purchasers not involving a public offering.

Aggregate Offering
Date of sale	Title and Amount of Securities Sold	Offering Price	Price

9/26/05	18,000,000 shares of common stock	USD$1.69	USD$30,500,000
The proceeds from this issuance of unregistered securities of $27,900,210, net of $2,603,697 of share issuance costs, has been and will continue to be used to fund the Company’s plan of operations and for working capital and general corporate purposes. On December 19, 2005, the SEC declared the Company’s Form S-1 registration statement covering these 18,000,000 shares effective.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
4.1	BPI Industries Inc. 2005 Omnibus Stock Plan (Filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 15, 2005 and incorporated herein by reference)

31.1	Section 302 Certification By Chief Executive Officer

31.2	Section 302 Certification By Chief Financial Officer (Principal Financial Officer)

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPI INDUSTRIES INC.

DATE: January 9, 2006	/s/ James G. Azlein

James G. Azlein,
President and Chief Executive Officer

/s/ George J. Zilich

George J. Zilich,
Chief Financial Officer and General Counsel