Form 10-Q
period 2007-04-30
BPI Energy Holdings, Inc.
filed 2007-06-13
CIK 1314077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Shares, without par value, as of June 8, 2007: 72,524,493.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BPI Energy Holdings, Inc.
Consolidated Balance Sheets

	April 30, 2007	July 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,070,656	$19,279,015
Accounts receivable	130,426	105,711
Other current assets	618,937	164,764

Total current assets	7,820,019	19,549,490
Property and equipment, at cost:
Gas properties, full cost method of accounting:
Proved, net of accumulated depreciation, depletion and amortization of $734,814 and $375,000	26,326,432	25,065,448
Unproved	7,115,629	3,368,231

Net gas properties	33,442,061	28,433,679
Other property and equipment, net of accumulated depreciation and amortization of $818,626 and $587,165	1,683,231	807,686

Net property and equipment	35,125,292	29,241,365
Restricted cash	100,000	100,000
Other non-current assets	294,447	161,125

Total assets	$43,339,758	$49,051,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$984,802	$1,492,239
Current maturity of long-term notes payable	29,135	140,866
Accrued liabilities and other	856,696	649,237

Total current liabilities	1,870,633	2,282,342
Long-term notes payable, less current portion	54,325	75,149
Asset retirement obligation	111,020	70,754

Total liabilities	2,035,978	2,428,245
Shareholders’ equity:
Common shares, no par value, authorized 200,000,000 shares, 72,524,493 and 70,812,540 outstanding	67,946,143	67,946,143
Additional paid-in capital	7,145,431	5,871,120
Accumulated deficit	(33,787,794)	(27,193,528)

Total shareholders’ equity	41,303,780	46,623,735

Total liabilities and shareholders’ equity	$43,339,758	$49,051,980

See Notes to Unaudited Consolidated Financial Statements.

BPI Energy Holdings, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2007	2006	2007	2006
Revenues:
Gas sales	$334,706	$262,860	$875,615	$800,365
Expenses:
Lease operating expense	411,938	290,844	1,275,685	752,454
General and administrative expenses	1,885,061	2,054,434	6,089,287	4,491,676
Depreciation, depletion and amortization	215,280	189,988	591,275	402,680

Total operating expenses	2,512,279	2,535,266	7,956,247	5,646,810

Operating loss	(2,177,573)	(2,272,406)	(7,080,632)	(4,846,445)

Other income (expenses):
Interest income	108,660	229,888	493,982	632,693
Interest expense	(1,437)	(4,276)	(7,616)	(18,054)
Other income (expense)	—	(2,894,794)	—	(2,757,271)

	107,223	(2,669,182)	486,366	(2,142,632)

Net loss	$(2,070,350)	$(4,941,588)	$(6,594,266)	$(6,989,077)

Basic and diluted loss per share	$(0.03)	$(0.07)	$(0.09)	$(0.12)
Weighted average common shares outstanding	70,036,326	66,395,782	69,642,804	60,686,413
See Notes to Unaudited Consolidated Financial Statements.

BPI Energy Holdings, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Additional		Total
	Common Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at July 31, 2006	70,812,540	$67,946,143	$5,871,120	$(27,193,528)	$46,623,735
Share-based payments — common shares, including vesting of restricted shares	1,795,883	—	1,317,115	—	1,317,115
Surrender of shares	(83,930)	—	(42,804)	—	(42,804)
Net loss	—	—	—	(6,594,266)	(6,594,266)

Balance at April 30, 2007	72,524,493	$67,946,143	$7,145,431	$(33,787,794)	$41,303,780

See Notes to Unaudited Consolidated Financial Statements.

BPI Energy Holdings, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30,
	2007	2006
Operating activities:
Net loss	$(6,594,266)	$(6,989,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	591,275	402,680
Share-based payments	1,045,879	1,044,847
Gain on sale of investment	—	(127,416)
Accretion of asset retirement obligation	5,197	2,464
Changes in assets and liabilities:
Accounts receivable	(24,715)	(91,431)
Other current assets	(159,063)	(201,490)
Accounts payable	(152,231)	(374,117)
Accrued liabilities and other	7,459	3,038,378
Other assets and liabilities	—	49,214

Net cash used in operating activities	(5,280,465)	(3,245,948)
Investing activities:
Proceeds from sale of investment	—	551,000
Additions to property and equipment	(6,795,339)	(12,902,470)
Increase in restricted cash	—	(34,173)

Net cash used in investment activities	(6,795,339)	(12,385,643)
Financing activities:
Payments on long-term notes payable	(132,555)	(106,306)
Net proceeds from issuance of common shares	—	33,280,121

Net cash (used in) provided by financing activities	(132,555)	33,173,815

Net (decrease) increase in cash and cash equivalents	(12,208,359)	17,542,224
Cash and cash equivalents at the beginning of the period	19,279,015	7,251,503

Cash and cash equivalents at the end of the period	$7,070,656	$24,793,727

Supplementary disclosure of cash flow information:
Cash payments:
Interest paid	$6,616	$14,132
Non-cash investing activities — acquisition of equipment by issuance of notes payable	—	233,475
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2006. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
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
No impairment existed as of April 30, 2007 or July 31, 2006.
Other Property and Equipment
Other property and equipment is stated at cost and includes support equipment used in gas operations and other fixed assets such as office equipment, computer hardware and software, and furniture and fixtures. Other property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to 10 years. Major classes of other property and equipment consisted of the following at April 30, 2007 and July 31, 2006, respectively:

	April 30,	July 31,
	2007	2006
Other property and equipment:
Support equipment	$1,832,445	$1,046,989
Other	669,412	347,862
Less: Accumulated depreciation and amortization	(818,626)	(587,165)

	$1,683,231	$807,686

Loss Per Share
Basic loss per share is calculated using the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Restricted common shares granted are included in the computation only after the shares become fully vested. Diluted loss per share is not disclosed as it is anti-dilutive. The following items were excluded from the computation of diluted loss per share at April 30, 2007 and 2006, respectively, as the effect of their assumed exercises would be anti-dilutive:

	April 30,	April 30,
	2007	2006
Outstanding warrants	5,311,600	5,311,600
Outstanding stock options	1,529,931	1,872,812
Nonvested portion of restricted shares issued	2,437,338	2,184,498

	9,278,869	9,368,910

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
Incentive Stock Option Plan
Prior to December 13, 2005, the Company administered a stock-based compensation plan (the “Incentive Stock Option Plan”) under which stock options were issued to directors, officers, employees and consultants as determined by the Board of Directors and subject to the provisions of the Incentive Stock Option Plan. The Incentive Stock Option Plan permitted options to be issued with exercise prices at a discount to the market price of the Company’s common shares on the day prior to the date of grant. However, the majority of all stock options issued under the Incentive Stock Option Plan were issued with exercise prices equal to the quoted market price of the shares on the date of grant. Options granted under the Incentive Stock Option Plan vested immediately and were exercisable over a period not exceeding five years. The following table summarizes information about options outstanding under the Incentive Stock Option Plan at April 30, 2007.

Exercise
Price	Number	Remaining	Expiry
(CAD$)	Outstanding	Life (Years)	Date
$0.65	345,000	1.8	November 3, 2008
0.90	10,000	2.6	September 22, 2009
1.49	695,666	2.8	November 29, 2009
2.05	10,000	3.6	September 22, 2010
2.19	136,000	3.2	March 27, 2010
2.40	333,265	3.0	January 20, 2010

$1.56	1,529,931	2.4

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
The Omnibus Stock Plan provides that in any fiscal year of the plan the Company may grant awards with respect to up to 5% of the number of common shares outstanding as of the first day of that fiscal year plus the number of common shares that were available for the grant of awards, but not granted, in prior years under the plan. In no event, however, may the number of common shares available for the grant of awards in any fiscal year exceed 6% of the common shares outstanding as of the first day of that fiscal year. In addition, the aggregate number of common shares that could be issued under the Omnibus Stock Plan is capped at 7,000,000. As of April 30, 2007, the Company has issued 2,532,338 restricted common shares and 388,662 unrestricted common shares (but no options) under the Omnibus Stock Plan and has 4,079,000 common shares available for future issuance under the Plan.
Share-Based Transactions
The following table summarizes the Company’s restricted share activity during the three and nine months ended April 30, 2007:

		Weighted Avg.
		Grant Date
	Shares	Fair Value
Nonvested at July 31, 2006	2,325,000	$0.61
Granted	1,207,338	0.78
Vested	(475,000)	0.49

Nonvested at October 31, 2006	3,057,338	0.70
Vested	(520,000)	1.42

Nonvested at January 31, 2007	2,537,338	0.74
Vested	(100,000)	1.42

Nonvested at April 30, 2007	2,437,338	$0.71

All restricted share awards are subject to continuous employment. However, in the event employment is terminated before the restrictions lapse by reason of death, total disability or retirement, the restrictions will lapse on the date of termination as to a pro-rata portion of the number of restricted shares scheduled to vest on the next vesting date, based on the number of days continuously employed during the applicable vesting period. The Company includes all restricted shares in common shares outstanding when issued, but only includes the vested portion of such shares in the computation of basic earnings per share.
The Company’s policy is to issue new shares to satisfy stock option exercises and restricted share grants upon receiving approval from the American Stock Exchange, when required, for the issuance of such shares.
As of April 30, 2007, there was $1,361,087 of unrecognized compensation cost related to restricted shares. The cost is expected to be amortized over a weighted average period of 1.1 years. The amount charged to expense related to restricted shares was $211,381 and $718,059 during the three and nine months ended April 30, 2007, respectively, and $22,461 during both the three and nine months ended April 30, 2006.
3. OTHER ASSETS
Other Current Assets
Other current assets consisted of the following at April 30, 2007 and July 31, 2006, respectively:

	April 30,	July 31,
	2007	2006
Separation agreement	$337,949	$—
Prepaid expenses and other	280,988	164,764

	$618,937	$164,764

Other Non-current Assets
Other non-current assets consisted of the following at April 30, 2007 and July 31, 2006, respectively:

	April 30,	July 31,
	2007	2006
Separation agreement	$133,322	$—
Advance royalties	161,125	161,125

	$294,447	$161,125

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
4. ACCRUED LIABILITIES AND OTHER
Accrued liabilities and other consisted of the following at April 30, 2007 and July 31, 2006, respectively:

	April 30,	July 31,
	2007	2006
Employee compensation	$565,000	$467,869
Separation agreement	200,000	—
Professional and regulatory	40,696	111,805
Directors’ fees	40,000	31,000
Other	11,000	38,563

	$856,696	$649,237

The separation agreement represents amounts due related to non-compete/non-solicitation and continuing services clauses contained in a separation agreement entered into with a former officer of the Company on October 12, 2006. See note 10 for further explanation of this agreement.
5. LONG-TERM NOTES PAYABLE
Long-term notes payable consisted of the following at April 30, 2007 and July 31, 2006, respectively:

	April 30,	July 31,
	2007	2006
Case Credit term note due in fiscal year 2006, 6.50%	$1,579	$15,410
GMAC term note due in fiscal year 2009, 6.50%	15,827	20,608
GMAC term notes due in fiscal year 2010, 6.1% to 6.50%	66,054	80,849
Caterpillar Financial Services term note due in fiscal year 2007, 7.0%	—	99,148

	83,460	216,015
Less current maturities	(29,135)	(140,866)

Long-term notes payable	$54,325	$75,149

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
The following table summarizes the activity for the Company’s asset retirement obligation for the nine months ended April 30, 2007 and 2006, respectively:

	Nine Months Ended
	April 30,
	2007	2006
Beginning asset retirement obligation	$70,753	$19,778
Additional liability incurred	18,893	29,436
Accretion expense	5,197	2,464
Change in estimate	35,377	—
Asset retirement costs incurred	(36,239)	—
Loss on settlement of liability	17,039	—

Ending asset retirement obligation	$111,020	$51,678

During the nine months ended April 30, 2007, the Company incurred $36,239 related to plugging wells in conjunction with the legal settlement reached with Colt LLC in fiscal year 2006. The actual cost of plugging the wells exceeded the Company’s estimate, resulting in a loss on settlement of the liability of $17,039. The Company changed its estimate of future costs associated with plugging wells, resulting in an increase to the asset retirement obligation of $35,377, which was recorded in the second quarter of fiscal year 2007.
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
8. INCOME TAXES
The Company operates in two tax jurisdictions, the United States and Canada. Primarily as a result of the net operating losses that the Company has generated (“NOL Carryforwards”) in both Canada and the United States, the Company has generated deferred tax benefits available for tax purposes to offset net income in future periods. SFAS No. 109, “Accounting for Income Taxes” requires that the Company record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of sufficient future taxable income before the expiration of the NOL Carryforwards. Because of the Company’s limited operating history, limited financial performance and cumulative tax loss from inception, it is management’s judgment that SFAS No. 109 requires the recording of a full valuation allowance for net deferred tax assets in both Canada and the United States as of April 30, 2007.
9. SHAREHOLDERS’ EQUITY
Common shares — The Company has authorized 200,000,000 shares without par value of which 72,524,493 and 70,812,540 were issued and outstanding as of April 30, 2007 and July 31, 2006, respectively. Shares issued and outstanding at April 30, 2007 include 2,437,338 of restricted shares expected to vest in future periods.
Additional paid-in capital — Amounts recorded of $7,145,431 and $5,871,120 at April 30, 2007 and July 31, 2006, respectively, represent the cumulative value of share-based payments made as of each date.
     Share purchase warrants outstanding at April 30, 2007 are as follows:

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
The Company capitalized the value of the expected future benefit to be received from both the consulting services and the non-compete/non-solicitation agreement and is amortizing the related expense ratably over the future periods in which it expects to receive the related benefits. As of April 30, 2007, $471,271 of amortized value related to the consulting services and the non-compete/non-solicitation agreement are recorded as other assets on the balance sheet, including $337,949 shown as current and representing the amount to be amortized over the next year. As of April 30, 2007, $200,000 is recorded as a current liability reflecting payments due under the non-compete/non-solicitation agreement within the next year. During the three and nine months ended April 30, 2007, the Company expensed $87,125 and $195,786, respectively, in connection with the consulting services and the non-compete/non-solicitation agreement.
11. RELATED PARTY TRANSACTIONS
The Company enters into various transactions with related parties in the normal course of business operations.
Randy Oestreich, the Company’s Vice President of Field Operations, owns and operates A-Strike Consulting, a consulting company that provides, among other things, laboratory testing related to coalbed methane. The Company owns and maintains a lab testing facility and allows A-Strike Consulting to operate the facility. The Company pays all expenses related to the facility and, in return, receives 80% of the revenue generated from the operations of the facility as reimbursement of the Company’s expenses. The Company received $11,708 and $68,674 in expense reimbursement related to this arrangement during the nine months ended April 30, 2007 and 2006, respectively. Mr. Oestreich’s brother owns Dependable Service Company, a company that previously provided general labor services to the Company. The Company paid Dependable Services Company $0 and $227,626 during the nine months ended April 30, 2007 and 2006, respectively.
David Preng, a director of the Company, owns Preng & Associates, an executive search firm specializing in the energy and natural resources industries. The Company paid Preng & Associates $12,575 and $150,000 for executive placement services during the nine months ended April 30, 2007 and 2006, respectively.
12. LEGAL PROCEEDINGS
Drummond Coal Co. Litigation
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

Ignoring mandatory arbitration provisions in the CBM leases, Drummond affiliates IEC and Christian Coal Holdings, LLC (“Christian”) filed suit against BPI on February 9, 2007 in the United States District Court for the Northern District of Alabama, claiming that BPI has breached the CBM leases in various ways. Specifically, although the CBM leases include no specific drilling commitments, IEC and Christian allege that BPI has breached the CBM leases by failing to use best efforts to commercially produce all economically recoverable gas. IEC and Christian also allege that BPI has breached the CBM leases by failing to provide maps of existing and proposed gas wells and facilities every six months and failing to maintain required insurance coverage. BPI refutes each of these allegations and intends to vigorously defend the Drummond affiliates’ claims of breach. In addition, BPI moved to dismiss the lawsuit for lack of standing, lack of personal jurisdiction and improper venue, or in the alternative to transfer the case to either Ohio or Illinois. BPI also moved the court to stay or dismiss the Alabama lawsuit and to compel arbitration under the CBM leases. On May 14, 2007, the Court granted BPI’s motion to dismiss on the ground of improper venue. BPI anticipates that IEC and Christian may appeal the decision, move the Court to reconsider it, or reinstitute litigation in a different venue.
On March 13, 2007, BPI filed suit against IEC, Christian and additional Drummond affiliates Shelby Coal Holdings, LLC, Clinton Coal Holdings, LLC and Marion Coal Holdings, LLC in the United States District Court for the Southern District of Illinois. At the court’s direction, BPI filed an amended complaint on April 13, 2007. In its lawsuit, BPI seeks to rescind its transfers of coal rights to the Drummond affiliates for failure of consideration due to the Drummond affiliates’ efforts to avoid the CBM leases, and has also asserted claims for money damages for breach of contract, breach of fiduciary duty, unjust enrichment and promissory estoppel. The defendants filed a motion to dismiss the amended complaint, to which BPI currently is preparing a response.
The Company believes that Drummond and its affiliates, after having received favorable coal rights in exchange for favorable CBM rights, now wish to obtain a significant windfall by seeking to renege on the CBM rights that they were obligated to grant to BPI.
If the Drummond affiliates reinstitute their claims against BPI, the Company believes that it will be successful in defending against their claims of breach. However, there can be no assurance that the Company will be successful in maintaining these acreage rights. The loss of these acreage rights would not have a material impact on the Company’s financial position, results of operations or cash flows.
ICG Litigation
In November 2004, BPI entered into a farmout agreement under which it acquired the right to develop certain CBM in Macoupin and Perry counties in Illinois. The farmout agreement covers 41,253 acres of CBM rights in Macoupin County and 22,997 acres of CBM rights in Perry County. The farmor was Addington Exploration, LLC, which leased the CBM rights from Meadowlark Farms, Inc. and Ayrshire Land Company. Meadowlark and Ayrshire went into bankruptcy, and ICG Natural Resources, LLC purchased their assets, including the CBM rights underlying the Addington leases. On April 9, 2007, ICG filed suit against BPI in Perry County, Illinois, in an effort to avoid the Addington leases, claiming that there was a lack of consideration at the time they were originally entered into. BPI has filed a motion to dismiss the lawsuit under the doctrine of estoppel by deed, arguing that ICG cannot challenge the leases because it acquired the CBM rights subject to those leases, as set forth in the deed from Addington and Meadowlark to ICG, the purchase agreement between those parties, and numerous bankruptcy court filings and orders associated with the approval of the sale. Addington was subsequently acquired by Nytis Exploration Company, LLC, which has intervened in the action and joined in BPI’s motion. To date, BPI has drilled 10 pilot wells, one pressure observation well and one water disposal well on the acreage covered by the farmout agreement.
The Company believes that it will be successful in either having the case dismissed or in defending against ICG’s claims. However, there can be no assurance that the Company will be successful in retaining the acreage rights under this farmout agreement.
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
As of April 30, 2007, we owned or controlled CBM rights, through mineral leases, options to acquire mineral leases, a farm-out agreement and ownership of a CBM estate, covering approximately 500,000 total acres in the Basin (98% of this acreage is undeveloped as of April 30, 2007). Portions of our CBM rights are currently subject to litigation, as described in Item 1 of Part II below. We are focused on 12 Pennsylvanian coal seams that we regard as having commercial CBM potential. The seams in the acreage covered by our CBM rights have an aggregate thickness of 11-27 feet with a 19-foot median. We plan to complete several individual seams per well that range from two to nine feet thick each. Gas desorption tests of these coals have yielded 13-113 scf/ton with a 63 scf/ton median. Extensive permeability testing of individual seams (before stimulation) indicates a range of 0.2-75 millidarcies and median of four millidarcies.
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
We are an early stage CBM exploration and production company. We commenced CBM sales from our first producing wells in January 2005. Net gas sales during the fiscal year ended July 31, 2005 were $117,835 on sales volume of 17,885 Mcf. Net gas sales were $1,126,477 on sales volume of 135,118 Mcf for the fiscal year ended July 31, 2006, an increase of 856% in net gas sales and 655% in sales volume over the prior year. Net gas sales for the current quarter were $330,748 on sales volume of 48,558 Mcf, compared to net gas sales of $262,860 on sales volume of 35,868 Mcf in the same prior year quarter, representing an increase of 26% in net gas sales and an increase of 35% in sales volume. Net gas sales and sales volume for the quarter ended April 30, 2007 also increased 30% and 34%, respectively, over the previous quarter. As previously disclosed, net gas sales in the second quarter of fiscal year 2007 were adversely affected by a nitrogen-related pipeline curtailment that began in October and necessitated six days of downtime followed by a period of constrained sales volume. A nitrogen-rejection unit was installed during the current quarter, with start-up occurring during March 2007.
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
As our drilling and production operations have grown, we have not abandoned our goal of adding additional acreage and mineral rights. However, we have committed ourselves to transitioning BPI from a company focused primarily on the acquisition of mineral rights to a company focused on expanding our drilling and production operations and growing our reserves. To accomplish this transition, we recognized that we needed to obtain additional capital, resources and technical expertise. We believe that we have made substantial progress in achieving these goals. In September 2005, we sold 18,000,000 common shares and raised approximately $28,000,000. In April 2006, we hired Jim Craddock, our Chief Operating Officer. Prior to joining us, Mr. Craddock was with Burlington Resources for over 20 years, last serving as Chief Engineer. Mr. Craddock has built a strong in-house technical team, all with extensive experience in successful CBM projects in basins located in the United States and Canada. Our new technical team has over 130 years of experience in CBM exploration and development that they bring to us.

In April 2006, we initiated our second development front when we began drilling 10 pilot development wells in Shelby County at our Northern Illinois Basin Project. During the current quarter we announced our decision to continue production activities at our Shelby CBM pilot in the Northern Illinois Basin, while deferring additional development pending further production and pressure information. We use pilot projects to cost-effectively high grade our extensive acreage position before committing development capital in a particular area. In the case of the Shelby pilot, the pressure and production results to date do not provide a sufficient likelihood of commercial success to move into development at this early stage. Production history, as well as our ongoing work to reduce development costs and improve well performance, may make development at the Shelby pilot area viable in the future. The Shelby pilot represents only 400 acres of our 500,000-acre leasehold position.
During the current quarter ended April 30, 2007, we commenced the drilling of 11 new wells, which included two development wells, four pilot wells, one pressure observation well, one water disposal well and three test wells. Eight of these wells are in the Northern Illinois Basin Project, two are in the Southern Basin Project, and one is in the Western Basin Project.
In April 2007, we initiated our third pilot project in Macoupin County. This 12-well pilot program will consist of 10 pilot wells, one pressure observation well, and one water disposal well. Including wells drilled after the end of the current quarter, all 12 wells have been drilled and will be completed and pumping by July 2007.
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
Our current plan anticipates that for the remaining three months of fiscal year 2007, we will incur approximately $7 million to drill 38 new wells, which includes 26 development wells, eight pilot wells, two pressure observation wells and two test wells. In addition to our drilling program, we expect to continue to pursue the acquisition of additional CBM rights during the fiscal year. Our cash balance at April 30, 2007 of $7.1 million is insufficient to fully fund our forecasted capital expenditures and net cash used by operating activities during our 2007 fiscal year or our operations beyond that date. We expect that the capital expenditure requirements related to our drilling program and our other cash requirements will be funded by our cash balance and cash raised through borrowings, the issuance of debt securities and/or equity securities and/or joint ventures, all of which we are actively pursuing. Although we are currently evaluating the best methods of raising those funds, we can provide no assurance that we will be able to raise the necessary funds.
Management’s focus for the remainder of fiscal year 2007 will be to:
•	raise the capital needed to fund our fiscal 2008 drilling program;

•	obtain test data and initiate pilot projects that demonstrate the commercial potential of CBM at our various acreage blocks and projects in the Basin;

•	continue to reduce well drilling and completion costs;

•	increase total company reserves; and

•	grow total production.
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
Results of Operations
Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006
The following table presents our unaudited financial data for the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2006:

	Three Months Ended April 30,
			Dollar	%
	2007	2006	Variance	Change
Revenues:
Gas sales	$334,706	$262,860	$71,846	27%

Expenses:
Lease operating expense	411,938	290,844	121,094	42%
General and administrative expense	1,885,061	2,054,434	(169,373)	(8%)
Depreciation, depletion and amortization	215,280	189,988	25,292	13%

Total operating expenses	2,512,279	2,535,266	(22,987)	(1%)

Operating loss	(2,177,573)	(2,272,406)	94,833	4%

Other income (expenses):
Interest income	108,660	229,888	(121,228)	(53%)
Interest expense	(1,437)	(4,276)	2,839	66%
Other income (expense)	—	(2,894,794)	2,894,794	100%

	107,223	(2,669,182)	2,776,405	104%

Net loss	$(2,070,350)	$(4,941,588)	$2,871,238	58%

Revenue — During the third quarter of fiscal year 2007, net gas sales increased $71,846 over the third quarter of fiscal year 2006. Net sales of gas (net of royalties) were 48,558 Mcf for the third quarter of fiscal year 2007, or 35% higher compared to 35,868 Mcf for the third quarter of 2006. Our average realized selling price per Mcf was $6.81 for the third quarter of fiscal year 2007, compared to $7.33 for the third quarter of fiscal year 2006. The increase in net sales would have been greater except for a nitrogen-related pipeline curtailment that began in October 2006 and resulted in constrained sales volume until we installed a nitrogen-rejection unit during March 2007.
Lease operating expense — During the third quarter of fiscal year 2007, lease operating expense increased $121,094 over the third quarter of fiscal year 2006. Lease operating expense represents production expenses, consisting primarily of repairs and maintenance, fuel and electricity, equipment rental, workovers and labor and overhead expenses directly related to producing wells. The increase is primarily due to an increase in the number of producing wells and the related costs incurred as a result of the increase in gas production at the Southern Illinois Basin Project, new lease operating expenses at our pilot project in the Northern Illinois Basin, and the hiring of additional personnel.
General and administrative expense — General and administrative expense consisted of the following for the third quarter of fiscal years 2007 and 2006, respectively:

	Three Months Ended April 30,
			Dollar	%
	2007	2006	Variance	Change
Salaries and benefits	$1,056,604	$422,436	$634,168	150%
Share-based payments	211,381	647,261	(435,880)	(67%)
Professional and regulatory	466,373	890,591	(424,218)	(48%)
Other	150,703	94,146	56,557	60%

Total general and administrative expense	$1,885,061	$2,054,434	$(169,373)	(8%)

During the third quarter of fiscal year 2007, salaries and benefits increased $634,168 over the third quarter of fiscal year 2006. Salaries and benefits associated with base salaries increased approximately $170,000 primarily as a result of hiring additional personnel to support our growth, including our Chief Operating Officer, three engineers and a geologist, and from annual salary increases. In addition, accrued bonuses included in salaries and benefits were $565,000 (annual deferred compensation) during the current quarter compared to $100,000 (signing bonus) during the third quarter of fiscal 2006.
During the third quarter of fiscal year 2007, non-cash expense associated with share-based payments decreased $435,880 over the third quarter of fiscal year 2006. Share-based payments for the third quarter of fiscal year 2007 consist solely of expense recognized on a pro-rata basis for the anticipated vesting of restricted shares outstanding. Share-based payments for the third quarter of fiscal year 2006 represented approximately $625,000 of expense related to fully vested shares granted to a new officer and a new director and approximately $22,000 of expense recognized on a pro-rata basis for the anticipated vesting of restricted shares outstanding. We intend to continue to rely on the granting of equity-based awards, primarily restricted shares, in order to attract and retain qualified individuals and to conserve cash so that it may be utilized in executing our drilling program.
During the third quarter of fiscal year 2007, professional and regulatory expenses decreased $424,218 over the third quarter of fiscal year 2006. The net decrease is primarily due to decreased legal fees as a result of the settlement with Colt LLC during fiscal year 2006.
During the third quarter of fiscal year 2007, other general and administrative expenses increased $56,557 over the third quarter of fiscal year 2006, primarily due to additional rent and office expenses related to the Edwardsville, Illinois office, which opened in May 2006, and higher travel-related expenses associated with increased investor relations activities.
Depreciation, depletion and amortization expense — During the third quarter of fiscal year 2007, depreciation, depletion and amortization (“DD&A”) increased $25,292 over the third quarter of fiscal year 2006. We compute DD&A on capitalized acquisition and development costs (including gas collection equipment) using the units-of-production method based on estimates of proved reserves, and on all other property and equipment using the straight-line method based on estimated useful lives ranging from three to 10 years. The increase is primarily due to the increase in capitalized development costs and an increase in production over the third quarter of fiscal year 2006. Additionally, depreciation expense increased due to additions to other support equipment.
Interest income — During the third quarter of fiscal year 2007, interest income decreased $121,228 over the third quarter of fiscal year 2006 due to lower average cash balances during the third quarter of fiscal year 2007.
Other income (expense) — During the third quarter of fiscal year 2007, other expense decreased $2,894,794 from the third quarter of fiscal year 2006 due solely to the loss that was recognized in the third quarter of fiscal year 2006 related to the settlement with Colt LLC.

Nine Months Ended April 30, 2007 Compared to Nine Months Ended April 30, 2006
The following table presents our unaudited financial data for the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006:

	Nine Months Ended April 30,
			Dollar	%
	2007	2006	Variance	Change
Revenues:
Gas sales	$875,615	$800,365	$75,250	9%
Expenses:
Lease operating expense	1,275,685	752,454	523,231	70%
General and administrative expense	6,089,287	4,491,676	1,597,611	36%
Depreciation, depletion and amortization	591,275	402,680	188,595	47%

Total operating expenses	7,956,247	5,646,810	2,309,437	41%

Operating loss	(7,080,632)	(4,846,445)	(2,234,187)	(46%)

Other income (expenses):
Interest income	493,982	632,693	(138,711)	(22%)
Interest expense	(7,616)	(18,054)	10,438	58%
Other income (expense)	—	(2,757,271)	2,757,271	100%

	486,366	(2,142,632)	2,628,998	123%

Net loss	$(6,594,266)	$(6,989,077)	$394,811	6%

Revenue — During the first nine months of fiscal year 2007, net gas sales increased $75,250 over the first nine months of fiscal year 2006. Net sales of gas (net of royalties) were 137,400 Mcf for the first nine months of fiscal year 2007, or 65% higher compared to 83,107 Mcf for the first nine months of 2006. However, our average realized selling price per Mcf decreased to $6.34 for the first nine months of fiscal year 2007 from $9.63 for the first nine months of fiscal year 2006. Net sales were also negatively impacted by a nitrogen-related pipeline curtailment that began in October and necessitated six days of downtime followed by a period of constrained sales volume during the second quarter and a portion of the third quarter of fiscal year 2007. A nitrogen-rejection unit was constructed and began operating during March 2007 and daily production and sales have since reached new highs.
Lease operating expense — During the first nine months of fiscal year 2007, lease operating expense increased $523,231 over the first nine months of fiscal year 2006. Lease operating expense represents production expenses, consisting primarily of repairs and maintenance, fuel and electricity, equipment rental, workovers and labor and overhead expenses directly related to producing wells. The increase is primarily due to expenses associated with non-recurring workover projects incurred during the second quarter of fiscal year 2007 at the Southern Illinois Basin Project designed to increase production of existing wells, as well as an increase in the number of producing wells and the related costs incurred due to the increase in gas production at the Southern Illinois Basin Project, new lease operating expenses at our pilot project in the Northern Illinois Basin and the hiring of additional personnel.
General and administrative expense — General and administrative expense consisted of the following for the first nine months of fiscal years 2007 and 2006, respectively:

	Nine Months Ended April 30,
			Dollar	%
	2007	2006	Variance	Change
Salaries and benefits	$2,835,656	$1,149,675	$1,685,981	147%
Share-based payments	1,088,684	1,044,847	43,837	4%
Professional and regulatory	1,684,909	1,962,733	(277,824)	(14%)
Other	480,038	334,421	145,617	44%

Total general and administrative expense	$6,089,287	$4,491,676	$1,597,611	36%

During the first nine months of fiscal year 2007, salaries and benefits increased $1,685,981 over the first nine months of fiscal year 2006. The net increase was primarily the result of annual bonuses, increased base salaries associated with hiring additional personnel to support our growth, including our Chief Operating Officer, three engineers and a geologist, and cash signing bonuses totaling $350,000 paid to such personnel. In addition, expense for the first nine months of fiscal year 2007 includes $250,000 severance paid to our former Chief Financial Officer and General Counsel, who resigned in October 2006.
During the first nine months of fiscal year 2007, non-cash expense associated with share-based payments increased $43,837 over the first nine months of fiscal year 2006. Share-based payments for the first nine months of fiscal year 2007 represent approximately $620,000 of expense recognized for the anticipated vesting of restricted shares outstanding, approximately $267,000 of expense related to the grant of 350,000 unrestricted common shares to newly hired members of our technical team and approximately $202,000 of expense related to the grant of 248,661 unrestricted common shares to certain executive officers, employees and non-employee directors in connection with bonuses and directors’ fees. Share-based payments for the first nine months of fiscal year 2006 represented approximately $398,000 of expense for options granted to employees and directors to purchase 495,000 common shares valued at approximately $.80 per option using the Black-Scholes valuation method, approximately $625,000 of expense related to fully vested shares granted to a new officer and a new director and approximately $22,000 of expense recognized on a pro-rata basis for the anticipated vesting of restricted shares outstanding. We intend to continue to rely on the granting of equity-based awards, primarily restricted shares, in order to attract and retain qualified individuals and to conserve cash so that it may be utilized in executing our drilling program.
During the first nine months of fiscal year 2007, professional and regulatory expenses decreased $277,824 over the first nine months of fiscal year 2006. The net decrease is primarily due to decreased legal fees related to the Colt LLC litigation as a result of the settlement with Colt LLC during fiscal year 2006 and lower professional and regulatory fees associated with filing initial SEC registration statements and listing on the American Stock Exchange during the first nine months of fiscal year 2006. These decreases were partially offset by higher investor relations fees, higher I.T. consulting fees, and higher employee relocation fees related to the hiring of our new technical team.
During the first nine months of fiscal year 2007, other general and administrative expenses increased $145,617 over the first nine months of fiscal year 2006, primarily due to additional rent and office expenses related to the Edwardsville, Illinois office, which opened in May 2006, and higher travel-related expenses associated with increased investor relations activities.
Depreciation, depletion and amortization expense — During the first nine months of fiscal year 2007, DD&A increased $188,595 over the first nine months of fiscal year 2006. We compute DD&A on capitalized acquisition and development costs (including gas collection equipment) using the units-of-production method based on estimates of proved reserves, and on all other property and equipment using the straight-line method based on estimated useful lives ranging from three to 10 years. The increase is primarily due to the increase in capitalized development costs and an increase in production over the first nine months of fiscal year 2006. Additionally, depreciation expense increased due to additions to other support equipment.
Interest income — During the first nine months of fiscal year 2007, interest income decreased $138,711 over the first nine months of fiscal year 2006 due to lower average cash balances during the first nine months of fiscal year 2007.
Other income (expense) — During the first nine months of fiscal year 2007, other expense decreased $2,757,271 from the third quarter of fiscal year 2006 due solely to the loss that was recognized in the third quarter of fiscal year 2006 related to the settlement with Colt LLC.
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

Financial Condition
Our primary source of liquidity historically has come from the sale of our common shares in private placements and the proceeds from the exercise of warrants and options to acquire our common shares. To date, we have not relied significantly on borrowing to finance our operations or provide cash. As of April 30, 2007, we had only $83,460 in long-term notes payable. From July 31, 2003 until April 30, 2007, we raised $43,198,616 from the sale of our common shares. Additionally, during that same period, we collected $6,728,810 and $2,042,280 as a result of the exercise of warrants and stock options, respectively. Our primary use of these funds has been the acquisition, exploration, testing and development of our CBM properties and rights and payment of general and administrative expenses required to support our operations.
We did not begin to generate revenues from CBM sales until January 2005. Revenues from CBM sales were $875,615 and $800,365 for the first nine months of fiscal years 2007 and 2006, respectively, and $334,706 and $262,860 for the quarters ended April 30, 2007 and 2006, respectively. Subject to the various risks described in this report, we expect revenue from the sale of our CBM to increase due to (i) increased production from existing wells as they continue to dewater and (ii) additional production generated as a result of drilling and production from additional wells. However, in view of the fact that we have very little historical experience of dewatering and gas production in the Basin, we can provide no assurance that we will achieve a trend of increased production and revenue in the future.
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
We had a cash balance of $7,070,656 as of April 30, 2007, compared to $19,279,015 at July 31, 2006. The net decrease in our cash balance is primarily due to the net cash used in operating activities of $5,280,465, consisting primarily of payments for salaries and benefits, professional fees and lease operating expenses adjusted for changes in working capital, and net cash used in investing activities of $6,795,339, consisting of capital expenditures related primarily to development costs. We also made repayments of long-term notes in the amount of $132,555 during the current fiscal year.
We have no significant contractual commitments for capital expenditures. However, our plan anticipates that for the remaining three months of fiscal year 2007, we will incur approximately $7 million to drill 38 new wells, which includes 26 development wells, eight pilot wells, two pressure observation wells, and two test wells. In addition to our drilling program, we expect to continue to pursue the acquisition of additional CBM rights during the fiscal year. We expect that the capital expenditure requirements related to our drilling program and our other cash requirements will be funded by our cash balance and cash raised through borrowings, the issuance of debt securities and/or equity securities and/or joint ventures, all of which we are actively pursuing. Although we are currently evaluating the best methods of raising these funds, we can provide no assurance that we will be able to raise the necessary funds.

Cautionary Statement Concerning Forward-Looking Statements
Some of the statements contained in this report that are not historical facts, including statements containing the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “should,” “may,” “might,” “continue” and “estimate” and similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or the conditions in our industry, on our properties or in the Basin, to be materially different from any future results, performance, achievements or conditions expressed or implied by such forward-looking statements. Some of the factors that could cause actual results or conditions to differ materially from our expectations, include, but are not limited to: (a) our inability to generate sufficient income or obtain sufficient financing to fund our operations or drilling plan through July 31, 2007 or thereafter; (b) our inability to retain our acreage rights at our projects, at the expiration of our lease agreements, due to insufficient CBM production or for other reasons; (c) our failure to accurately forecast CBM production; (d) displacement of our CBM operations by coal mining operations, which have superior rights in most of our acreage; (e) our failure to accurately forecast the number of wells that we can drill; (f) a decline in the prices that we receive for our CBM production; (g) our failure to accurately forecast operating and capital expenditures and capital needs due to rising costs or different drilling or production conditions in the field; (h) our inability to attract or retain qualified personnel with the requisite CBM or other experience; and (i) unexpected economic and market conditions, in the general economy or the market for natural gas. We caution readers not to place undue reliance on these forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Commodity Risk
Our major risk exposure is the commodity pricing applicable to our CBM production. Realized commodity prices received for our production are primarily driven by the spot prices attributable to natural gas. The effects of price volatility are expected to continue.
Interest Rate Risk
All of our debt has fixed interest rates. Consequently, we are not exposed to cash flow or fair value risk from market interest rate changes on this debt.
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
Drummond Coal Co. Litigation
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
Ignoring mandatory arbitration provisions in the CBM leases, Drummond affiliates IEC and Christian Coal Holdings, LLC (“Christian”) filed suit against BPI on February 9, 2007 in the United States District Court for the Northern District of Alabama, claiming that BPI has breached the CBM leases in various ways. Specifically, although the CBM leases include no specific drilling commitments, IEC and Christian allege that BPI has breached the CBM leases by failing to use best efforts to commercially produce all economically recoverable gas. IEC and Christian also allege that BPI has breached the CBM leases by failing to provide maps of existing and proposed gas wells and facilities every six months and failing to maintain required insurance coverage. BPI refutes each of these allegations and intends to vigorously defend the Drummond affiliates’ claims of breach. In addition, BPI moved to dismiss the lawsuit for lack of standing, lack of personal jurisdiction and improper venue, or in the alternative to transfer the case to either Ohio or Illinois. BPI also moved the court to stay or dismiss the Alabama lawsuit and to compel arbitration under the CBM leases. On May 14, 2007, the Court granted BPI’s motion to dismiss on the ground of improper venue. BPI anticipates that IEC and Christian may appeal the decision, move the Court to reconsider it, or reinstitute litigation in a different venue.
On March 13, 2007, BPI filed suit against IEC, Christian and additional Drummond affiliates Shelby Coal Holdings, LLC, Clinton Coal Holdings, LLC and Marion Coal Holdings, LLC in the United States District Court for the Southern District of Illinois. At the court’s direction, BPI filed an amended complaint on April 13, 2007. In its lawsuit, BPI seeks to rescind its transfers of coal rights to the Drummond affiliates for failure of consideration due to the Drummond affiliates’ efforts to avoid the CBM leases, and has also asserted claims for money damages for breach of contract, breach of fiduciary duty, unjust enrichment and promissory estoppel. The defendants filed a motion to dismiss the amended complaint, to which BPI currently is preparing a response.
We believe that Drummond and its affiliates, after having received favorable coal rights in exchange for favorable CBM rights, now wish to obtain a significant windfall by seeking to renege on the CBM rights that they were obligated to grant to BPI.
If the Drummond affiliates reinstitute their claims against BPI, we believe that we will be successful in defending against their claims of breach. However, there can be no assurance that we will be successful in maintaining these acreage rights. The loss of these acreage rights would not have a material impact on our financial position, results of operations or cash flows.
ICG Litigation
In November 2004, BPI entered into a farmout agreement under which it acquired the right to develop certain CBM in Macoupin and Perry counties in Illinois. The farmout agreement covers 41,253 acres of CBM rights in Macoupin County and 22,997 acres of CBM rights in Perry County. The farmor was Addington Exploration, LLC, which leased the CBM rights from Meadowlark Farms, Inc. and Ayrshire Land Company. Meadowlark and Ayrshire went into bankruptcy, and ICG Natural Resources, LLC purchased their assets, including the CBM rights underlying the Addington leases. On April 9, 2007, ICG filed suit against BPI in Perry County, Illinois, in an effort to avoid the Addington leases, claiming that there was a lack of consideration at the time they were originally entered into. BPI has filed a motion to dismiss the lawsuit under the doctrine of estoppel by deed, arguing that ICG cannot challenge the leases because it acquired the CBM rights subject to those leases, as set forth in the deed from Addington and Meadowlark to ICG, the purchase agreement between those parties, and numerous bankruptcy court filings and orders associated with the approval of the sale. Addington was subsequently acquired by Nytis Exploration Company, LLC, which has intervened in the action and joined in BPI’s motion. To date, BPI has drilled 10 pilot wells, one pressure observation well and one water disposal well on the acreage covered by the farmout agreement.
We believe that we will be successful in either having the case dismissed or in defending against ICG’s claims. However, there can be no assurance that we will be successful in retaining the acreage under this farmout agreement.
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
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On June 7, 2007, the Compensation Committee (the “Committee”) of our Board of Directors approved and adopted the BPI Energy Holdings, Inc. Senior Executive Severance Plan and the BPI Energy Holdings, Inc. Key Employee Severance Plan, which provide severance benefits to our employees designated by the Committee.
Senior Executive Severance Plan
The Senior Executive Severance Plan currently applies to James G. Azlein, our Chief Executive Officer, and James E. Craddock, our Chief Operating Officer, and may later include other executive officers designated by the Committee. The Senior Executive Severance Plan provides that, in the event of an executive officer’s death or disability, we will pay (i) any accrued base salary through the termination date, (ii) any unpaid cash bonus from a completed year, and (iii) a pro-rated current year bonus.
If we terminate an executive officer's employment without cause before a change of control (as that term is defined in the Senior Executive Severance Plan) or the executive officer resigns for good reason (as that term is defined in the Senior Executive Severance Plan) before a change of control, we will provide (i) any accrued base salary through the termination date, (ii) any unpaid cash bonus from a completed year, (iii) a pro-rated current year bonus, (iv) a lump sum cash payment equal to two times the sum of the executive officer’s base salary and target annual bonus, (v) reimbursement for the cost of continued group medical and dental insurance coverage for the executive officer and his immediate family for two years or until the executive officer becomes eligible for similar coverage through subsequent employment, and (vi) reimbursement of up to $20,000 for outplacement services utilized within a year of termination. If we terminate an executive officer’s employment without cause within two years after a change of control, or the executive officer resigns (a) for good reason at any time within two years after a change of control or (b) with or without good reason during the 60-day period beginning exactly six months after a change of control, we will provide the same benefits as upon termination before a change of control except that the lump sum cash payment will equal three times the sum of the executive officer’s base salary and maximum annual bonus. In addition, we will provide reimbursement for the cost of continued medical and dental insurance coverage for three, rather than two, years following the termination date or until the executive officer becomes eligible for similar coverage through subsequent employment.
Under the Senior Executive Severance Plan, upon any termination following a change of control, (i) all restrictions on restricted shares held by the executive officer will lapse, (ii) all options that vest solely on the basis of the expiration of time will become fully vested, and (iii) all options that vest in whole or in part on the basis of company or individual performance will vest proportionately as of the termination date. The period for exercising stock options that vest on or before the termination date will be extended until the earlier of (i) the third anniversary of the termination date or (ii) the original expiration date of the option.
The Senior Executive Severance Plan provides for a two-year confidentiality period and contains a one-year non-solicitation provision. Additionally, if we terminate an executive officer before a change of control with or without cause, or an executive officer resigns for good reason before a change of control, the executive officer will be bound by a one-year non-competition provision for the area encompassing a ten-mile radius of our currently owned and active prospect acreage.
The foregoing summary description of the Senior Executive Severance Plan is qualified in its entirety by the full text of the Senior Executive Severance Plan, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1.

Key Employee Severance Plan
The Key Employee Severance Plan applies to any regular full-time employee who is designated by the Committee to participate in the Key Employee Severance Plan and who is not covered under the Senior Executive Severance Plan. Randy L. Elkins, our Acting Chief Financial Officer, is currently our only executive officer covered under the Key Employee Severance Plan.
The Key Employee Severance Plan provides that, in the event of an employee’s death or disability, we will pay (i) any accrued base salary through the termination date, (ii) any unpaid cash bonus from a completed year, and (iii) a pro-rated current year bonus.
If, at any time within two years after a change of control, we terminate an employee without cause, or the employee resigns for good reason we will provide (i) any accrued base salary through the termination date, (ii) any unpaid cash bonus from a completed year, (iii) a pro-rated current year bonus, (iv) a lump sum cash payment equal to one and one-half times the sum of the employee’s base salary and maximum annual bonus, (v) reimbursement for the cost of continued group medical and dental insurance coverage for the employee and his immediate family for two years or until the employee becomes eligible for similar coverage through subsequent employment, and (vi) reimbursement of up to $5,000 for outplacement services utilized within a year of termination.
The Key Employee Severance Plan contains provisions on the vesting of restricted shares and options, confidentiality, non-solicitation and non-competition that are identical to those that are included in the Senior Executive Severance Plan.
The foregoing summary description of the Key Employee Severance Plan is qualified in its entirety by the full text of the Key Employee Severance Plan, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2.
Item 6. Exhibits

10.1	BPI Energy Holdings, Inc. Senior Executive Severance Plan dated June 7, 2007.

10.2	BPI Energy Holdings, Inc. Key Employee Severance Plan dated June 7, 2007.

31.1	Section 302 Certification of the Chief Executive Officer (Principal Executive Officer).

31.2	Section 302 Certification of the Acting Chief Financial Officer (Principal Financial Officer).

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BPI ENERGY HOLDINGS, INC.
DATE: June 13, 2007	/s/ James G. Azlein
James G. Azlein,
President and Chief Executive Officer

/s/ Randy L. Elkins
Randy L. Elkins,
Controller and Acting Chief Financial Officer